Form 10-K
period 2021-12-31
Carvana Auto Receivables Trust 2021-P3
filed 2022-03-29
CIK 1843627

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

333-239650-07

(Commission File Number of issuing entity)

Carvana Auto Receivables Trust 2021-P3

(Exact name of issuing entity as specified in its charter)

Commission File Number of issuing entity: 333-239650-07

Central Index Key Number of issuing entity: 0001843627

Carvana Receivables Depositor LLC

(Exact name of depositor as specified in its charter)

Commission File Number of depositor: 333-239650

Central Index Key Number of depositor: 0001770373

Carvana, LLC

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0001576462

Delaware	86-6454823
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Carvana, LLC 1930 West Rio Salado Parkway, Tempe, AZ 85281	85281
(Address of principal executive offices of the issuing entity)	(Zip Code)

(480) 719-8809

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, or as of the last business day of the registrant’s most recently completed second fiscal quarter.

EXPLANATORY NOTES

Wells Fargo Bank, N.A. (“Wells Fargo Bank”) was the indenture trustee, paying agent and collateral custodian (collectively, the “Roles”) for Carvana Auto Receivables Trust 2021-P3. Effective as of November 1, 2021 (the “Computershare Closing Date”), Wells Fargo Bank and Wells Fargo Delaware Trust Company, N.A. (“WFDTC”, and collectively with Wells Fargo Bank, “Wells Fargo”) sold substantially all of Wells Fargo’s Corporate Trust Services (“CTS”) business to Computershare Trust Company, National Association (“CTCNA”), Computershare Delaware Trust Company (“CDTC”, and collectively with CTCNA, “Computershare”) and Computershare Limited (“CPU Ltd”). Virtually all CTS employees, along with most CTS systems, technology, and offices, were transferred to Computershare. As of December 31, 2021, Wells Fargo had not transferred to the CTCNA its trustee, paying agent, and/or related roles, and the duties, rights, and liabilities for such roles, under the relevant agreements. However, for all ABS transactions that closed prior to the Computershare Closing Date, CTCNA performed most of Wells Fargo’s contractual activities as its agent. As a result, CTCNA and Wells Fargo have determined, and the registrant agrees, that CTCNA is a party participating in the servicing function, and accordingly, CTCNA is taking responsibility for assessing its compliance with the applicable servicing criteria, as detailed in its Item 1122(d) reports on assessment of compliance attached as exhibits to this Form 10-K, as of and for the two months ended December 31, 2021. For the two months ended December 31, 2021, Wells Fargo continued to take responsibility for the servicing criteria set form in Items 1122(d)(1)(ii) and 1122(d)(1)(iv), as detailed in its Item 1122(d) report on assessment of compliance for the role of collateral custodian, attached as an exhibit to this Form 10-K.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business

(b)	Item 1A, Risk Factors

(c)	Item 2, Properties

(d)	Item 3, Legal Proceedings

Item 1B. Unresolved Staff Comments.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

No single obligor represents 10% or more of the pool assets held by Carvana Auto Receivables Trust 2021-P3 (the “Issuing Entity”).

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment of the pool assets held by the Issuing Entity or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Issuing Entity.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Issuing Entity.

Item 1117 of Regulation AB. Legal Proceedings.

Except as previously disclosed in the final prospectus relating to the Notes publicly offered by the Issuing Entity, no legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies, or of which any property of the following companies is the subject, that are or would be material to holders of the Notes or the Certificates: Carvana, LLC (the “Sponsor”), Carvana Receivables Depositor LLC (the “Depositor”), Wells Fargo Bank, as collateral custodian (in such capacity, the “Collateral Custodian”) and as indenture trustee (in such capacity, the “Indenture Trustee”), CTCNA, as agent for the Collateral Custodian (in such capacity, the “Collateral Custodian Agent”) and as agent for the Indenture Trustee (in such capacity, the “Indenture Trustee Agent”), Bridgecrest Credit Company, LLC (the “Servicer”), or the Issuing Entity.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(b)	Item 6, Selected Financial Data

(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk

(e)	Item 8, Financial Statements and Supplementary Data

(f)	Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(g)	Item 9A, Controls and Procedures

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance

(b)	Item 11, Executive Compensation

(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(d)	Item 13, Certain Relationships and Related Transactions, and Director Independence

(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as administrator), the Servicer, the Collateral Custodian, the Indenture Trustee, the Collateral Custodian Agent and the Indenture Trustee Agent (collectively, the “Servicing Participants”) have each been identified by the registrant as a party participating in the servicing function with respect to the pool assets. Each of the Servicing Participants has provided a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Participants has provided an attestation report (each, a “Report on Assessment”) by one or more registered public accounting firms, which Reports on Assessment are also attached as exhibits to this Form 10-K. None of the Servicing Reports or the Reports on Assessment have identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Participants.

Item 1123 of Regulation AB. Servicer Compliance Statement.

The Servicer has been identified by the registrant as a servicer with respect to the asset pool held by the Issuing Entity. The Servicer has provided a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor. The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

3.1	Certificate of Formation of the Depositor (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SF-3 (No. 333-239650) filed with the Commission by the Depositor on July 2, 2020 (the “Registration Statement”)).

3.2	Amended and Restated Limited Liability Company Agreement of the Depositor (incorporated by reference to Exhibit 3.2 to the Registration Statement).

4.1	Indenture, dated as of September 29, 2021 (the “Closing Date”), by and among the Issuing Entity, Carvana Auto Receivables Trust 2021-P3 (the “Grantor Trust”), and the Indenture Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission by the Depositor on October 4, 2021 (the “Closing 8-K”)).

4.2	Amended and Restated Trust Agreement, dated as of the Closing Date, by and between the Depositor and the Owner Trustee (incorporated by reference to Exhibit 4.2 to the Closing 8-K).

4.3	Amended and Restated Grantor Trust Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust Trustee (incorporated by reference to Exhibit 4.3 to the Closing 8-K).

10.1	Receivables Purchase Agreement, dated as of the Closing Date, by and between Carvana and the Depositor (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.2	Receivables Transfer Agreement, dated as of the Closing Date, by and between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

31.1	Certification of senior officer in charge of the securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo, N.A., as the Indenture Trustee.

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Indenture Trustee Agent.

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo, N.A., as the Collateral Custodian.

33.5	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Collateral Custodian Agent.

33.6	Report on Assessment of Compliance with Applicable Servicing Criteria of the Depositor.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Wells Fargo, N.A. as the Indenture Trustee.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Indenture Trustee Agent.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of the Wells Fargo Bank, N.A., as the Collateral Custodian.

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Collateral Custodian Agent.

34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Depositor.

35.1	Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as Servicer.

99.1	Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer, the Indenture Trustee and Vervent Inc. (the “Backup Servicer”) (incorporated by reference to Exhibit 99.1 to the Closing 8-K).

99.2	Backup Servicing Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Servicer and the Backup Servicer (incorporated by reference to Exhibit 99.2 to the Closing 8-K).

99.3	Collateral Custodian Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, Carvana, the Servicer, the Collateral Custodian and the Indenture Trustee (incorporated by reference to Exhibit 99.3 to the Closing 8-K).

99.4	Administration Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, and the Indenture Trustee (incorporated by reference to Exhibit 99.4 to the Closing 8-K).

99.5	Asset Representations Review Agreement, dated as of the Closing Date, by and among the Issuing Entity, the Grantor Trust, the Sponsor, the Servicer and Clayton Fixed Income Services LLC (incorporated by reference to Exhibit 99.5 to the Closing 8-K).

99.6	Second Amended and Restated Servicing Agreement, dated as of October 31, 2021, among Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A. and Computershare Limited (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission by the Depositor on November 5, 2021).

(c)	Not applicable.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Carvana Auto Receivables Trust 2021-P3

By:	Carvana Receivables Depositor LLC, as Depositor

By:	/s/ Mike McKeever
Mike McKeever
President

Date: March 25, 2022

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.