Form 10-K
period 2022-12-31
Carvana Auto Receivables Trust 2021-P3
filed 2023-03-29
CIK 1843627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Carvana, LLC
(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0001576462

Delaware	86-6454823
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Carvana, LLC 300 East Rio Salado Parkway, Tempe, AZ 85281	85281
(Address of principal executive offices of the issuing entity)	(Zip Code)
(602) 852-6604
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

EXPLANATORY NOTES

Wells Fargo Bank, N.A. (“Wells Fargo Bank”) was the indenture trustee, paying agent and collateral custodian for Carvana Auto Receivables Trust 2021-P3. Effective as of November 1, 2021 (the “Computershare Closing Date”), Wells Fargo Bank and Wells Fargo Delaware Trust Company, N.A. (collectively with Wells Fargo Bank, “Wells Fargo”) sold substantially all of Wells Fargo’s Corporate Trust Services (“CTS”) business to Computershare Trust Company, National Association (“CTCNA”), Computershare Delaware Trust Company (collectively with CTCNA, “Computershare”) and Computershare Limited. Virtually all CTS employees, along with most CTS systems, technology, and offices, were transferred to Computershare. As of December 31, 2022, Wells Fargo had not transferred to CTCNA its trustee, paying agent, and/or related roles, and the duties, rights, and liabilities for such roles, under the relevant agreements. However, for all ABS transactions that closed prior to the Computershare Closing Date, CTCNA performed most of Wells Fargo’s contractual activities as its agent. As a result, CTCNA and Wells Fargo have determined, and the registrant agrees, that CTCNA is a party participating in the servicing function, and accordingly, CTCNA is taking responsibility for assessing its compliance with the applicable servicing criteria, as detailed in its Item 1122(d) reports on assessment of compliance attached as exhibits to this Form 10-K, as of and for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2022, Wells Fargo continued to take responsibility for the servicing criteria set form in Items 1122(d)(1)(ii) and 1122(d)(1)(iv), as detailed in its Item 1122(d) report on assessment of compliance for the role of collateral custodian, attached as an exhibit to this Form 10-K.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1)	List of documents filed as part of this report Not applicable.

(2)	Not applicable.

(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K.
The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

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

10.1	Receivables Purchase Agreement, dated as of the Closing Date, by and between Carvana and the Depositor (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.1.1	First Amendment to Receivables Purchase Agreement, dated as of December 14 ,2022, (incorporated by reference to Exhibit 10.1 to the Form 10-D filed on December 15, 2022.

10.2	Receivables Transfer Agreement, dated as of the Closing Date, by and between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

31.1	Certification of senior officer in charge of the securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo, N.A., as the Indenture Trustee.

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Indenture Trustee Agent.

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria of Wells Fargo, N.A., as the Collateral Custodian.

33.5	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Collateral Custodian Agent.

33.6	Report on Assessment of Compliance with Applicable Servicing Criteria of the Sponsor.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of Wells Fargo, N.A. as the Indenture Trustee.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Indenture Trustee Agent.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of the Wells Fargo Bank, N.A., as the Collateral Custodian.

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Collateral Custodian Agent.

34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Sponsor.

35.1	Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as Servicer.

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
Date: March 29, 2023

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