Form 10-K
period 2023-12-31
Carvana Auto Receivables Trust 2021-P3
filed 2024-03-26
CIK 1843627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(602) 922-9866
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

EXPLANATORY NOTES

Wells Fargo Bank, N.A. (“Wells Fargo Bank”) was the indenture trustee, paying agent and collateral custodian for Carvana Auto Receivables Trust 2021-P3. Effective as of November 1, 2021 (the “Computershare Closing Date”), Wells Fargo Bank and Wells Fargo Delaware Trust Company, N.A. (collectively with Wells Fargo Bank, “Wells Fargo”) sold substantially all of Wells Fargo’s Corporate Trust Services (“CTS”) business to Computershare Trust Company, National Association (“CTCNA”), Computershare Delaware Trust Company (collectively with CTCNA, “Computershare”) and Computershare Limited. Virtually all CTS employees, along with most CTS systems, technology, and offices, were transferred to Computershare. As of December 31, 2023, Wells Fargo had not transferred to CTCNA its trustee, paying agent, and/or related roles, and the duties, rights, and liabilities for such roles, under the relevant agreements. However, for all ABS transactions that closed prior to the Computershare Closing Date, CTCNA performed most of Wells Fargo’s contractual activities as its agent. As a result, CTCNA and Wells Fargo have determined, and the registrant agrees, that CTCNA is a party participating in the servicing function, and accordingly, CTCNA is taking responsibility for assessing its compliance with the applicable servicing criteria, as detailed in its Item 1122(d) reports on assessment of compliance attached as exhibits to this Form 10-K, as of and for the twelve months ended December 31, 2023. For the twelve months ended December 31, 2023, Wells Fargo continued to take responsibility for the servicing criteria set form in Items 1122(d)(1)(ii) and 1122(d)(1)(iv), as detailed in its Item 1122(d) report on assessment of compliance for the role of collateral custodian, attached as an exhibit to this Form 10-K.

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
Date: March 26, 2024

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