Form 10-K
period 2024-12-31
Carvana Auto Receivables Trust 2021-P3
filed 2025-03-27
CIK 1843627

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

EXPLANATORY NOTES

Wells Fargo Bank, N.A. (“Wells Fargo Bank”) was the original indenture trustee, paying agent and collateral custodian for Carvana Auto Receivables Trust 2021-P3. Effective as of November 1, 2021 (the “Computershare Closing Date”), Wells Fargo Bank and Wells Fargo Delaware Trust Company, N.A. (collectively with Wells Fargo Bank, “Wells Fargo”) sold substantially all of Wells Fargo’s Corporate Trust Services (“CTS”) business to Computershare Trust Company, National Association (“CTCNA”), Computershare Delaware Trust Company (collectively with CTCNA, “Computershare”) and Computershare Limited. Virtually all CTS employees, along with most CTS systems, technology, and offices, were transferred to Computershare. After the Computershare Closing Date but prior to December 31, 2023, Wells Fargo continued to perform and take responsibility for certain Item 1122(d) servicing criteria and CTCNA performed and took responsibility for other Item 1122(d) servicing criteria in the capacity as agent for Wells Fargo. As of December 31, 2023, Wells Fargo has transferred to CTCNA all of its trustee, paying agent, collateral custodian and/or related roles, and the duties, rights, and liabilities for such roles, under the relevant agreements. For all asset-backed securities offerings by issuing entities established by Carvana Receivables Depositor LLC that closed prior to the Computershare Closing Date, CTCNA performed all of Wells Fargo’s contractual activities for the twelve months ended December 31, 2024. Because of this, CTCNA is taking responsibility for assessing its compliance with the applicable servicing criteria as indenture trustee and collateral custodian, as detailed in its Item 1122(d) assessment of compliance reports attached as exhibits to this Form 10-K as of and for the twelve months ended December 31, 2024.
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
Item 1117 of Regulation AB. Legal Proceedings.

Except as previously disclosed in the final prospectus relating to the Notes publicly offered by the Issuing Entity, no legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies, or of which any property of the following companies is the subject, that are or would be material to holders of the Notes or the Certificates: Carvana, LLC (the “Sponsor”), Carvana Receivables Depositor LLC (the “Depositor”), CTCNA as transferee of Wells Fargo Bank, as collateral custodian (in such capacity, the “Collateral Custodian”) and as indenture trustee (in such capacity, the “Indenture Trustee”), Bridgecrest Credit Company, LLC (the “Servicer”), or the Issuing Entity.

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

Management's Assessment of Compliance for the Sponsor has identified a material instance of noncompliance related to the servicing criterion set forth in Item 1122(d)(3)(i)(C)—reports to investors, including those to be filed with the Commission, were not maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports are filed with the Commission as required by its rules and regulations. This material instance of noncompliance relates to the asset-backed securities covered in this Form 10-K and issued by the Issuer. The instance involves the matter set forth below:

The Sponsor became aware on February 19, 2025 that certain Form 10-D filings made in the month of December 2024 for the November 1, 2024 through November 30, 2024 collection period disclosed as Exhibit 99.1 the servicer's certificate for the October 1, 2024 through October 31, 2024 collection period. The impacted transactions were Carvana Auto Receivables Trust 2020-P1, Carvana Auto Receivables Trust 2021-P1, Carvana Auto Receivables Trust 2021-P2, Carvana Auto Receivables Trust 2021-P3, Carvana Auto Receivables Trust 2021-P4, Carvana Auto Receivables Trust 2022-P1, Carvana Auto Receivables Trust 2022-P2, Carvana Auto Receivables Trust 2022-P3, Carvana Auto Receivables Trust 2024-P2, and Carvana Auto Receivables Trust 2024-P3. The Depositor filed amended Forms 10-D for each of the impacted transactions on February 21, 2025. For each impacted transaction, the servicer's certificates for the correct collection period associated with such Forms 10-D were delivered to investors in a timely manner and all distributions to investors were correct and timely. This matter did involve the servicing of the assets backing the asset-backed securities covered in this Form 10-K.

To address these matters and the related instances of noncompliance, the Sponsor has instituted new policies and procedures, including additional layers of attorney oversight and compliance checks, to assure that everyone involved in the EDGAR filing process has clear and documented guidance on the applicable filing timelines. The Sponsor has also begun maintaining a comprehensive log of all outstanding transactions and filings made during each reporting period. This log will include hyperlinks to each submission on EDGAR, providing a centralized record for verification. In-house attorneys will use this log to confirm that each required filing has been made timely is properly reflected on EDGAR, and includes all necessary and correct exhibits. Further, the Sponsor has implemented measures including enhanced reviews of the servicer's certificates provided by the Servicer and clearer lines of communication associated with the distribution of the finalized monthly servicer's certificates. These new lines of communication require that there will only be one access point for the finalized servicer's certificates to ensure that each deal party is using the same finalized version of such servicer's certificate. Each of these procedural enhancements will be completed within five business days of the monthly distribution date for the Sponsor's transactions. These added layers of oversight will serve as a final quality control measure, ensuring that the registrant will make all required filings (Form 10-D, Form 10-K and Form 8-K) with the SEC under the applicable CIK number for each issuing entity of the registrant in a timely manner.

None of the other Servicing Reports or the Reports on Assessment have identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Participants.
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

10.1	Receivables Purchase Agreement, dated as of the Closing Date, by and between Carvana and the Depositor (incorporated by reference to Exhibit 10.1 to the Closing 8-K).

10.1.1	First Amendment to Receivables Purchase Agreement, dated as of December 14 ,2022, (incorporated by reference to Exhibit 10.1 to the Form 10-D filed on December 15, 2022.

10.2	Receivables Transfer Agreement, dated as of the Closing Date, by and between the Depositor and the Issuing Entity (incorporated by reference to Exhibit 10.2 to the Closing 8-K).

10.3	Receivables Contribution Agreement, dated as of the Closing Date, by and between the Issuing Entity and the Grantor Trust (incorporated by reference to Exhibit 10.3 to the Closing 8-K).

31.1	Certification of senior officer in charge of the securitization of the Depositor pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of the Servicer.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Indenture Trustee.

33.3	Report on Assessment of Compliance with Applicable Servicing Criteria of Computershare Trust Company, N.A., as the Collateral Custodian.

33.4	Report on Assessment of Compliance with Applicable Servicing Criteria of the Sponsor.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Servicer.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Indenture Trustee.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of PWC, on behalf of Computershare Trust Company N.A. as the Collateral Custodian.

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Grant Thornton LLP, on behalf of the Sponsor.

35.1	Servicer Compliance Statement of Bridgecrest Credit Company, LLC, as Servicer.

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
Date: March 27, 2025

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